Form 10QSB
period 1997-09-30
BEACHPORT ENTERTAINMENT CORP/UT
filed 1998-01-02
CIK 786619

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

               For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

  For the transition period from ___________________ to _____________________

                        COMMISSION FILE NUMBER 33-22790

                      BEACHPORT ENTERTAINMENT CORPORATION
       (Exact name of small business issuer as specified in its charter)

                          UTAH                                                   87-0428148
              (State or other jurisdiction                                    (I.R.S. Employer
           of incorporation or organization)                                Identification No.)

                             517 N. ROBERTSON BLVD.
                                   SUITE 200
                             LOS ANGELES, CA 90048
                    (Address of principal executive offices)

                                 (310) 278-5114
                          (Issuer's telephone number)

          ------------------------------------------------------------
              (Former name, former address and former fiscal year, if
                           changed since last report)

                            ------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ ]      No  [x]  Only subject to reporting requirements for 45 days

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                        Yes  [ ]                  No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,888,183.

Transitional Small Business Disclosure Format (Check one):

                        Yes  [ ]                  No  [ ]

________________________________________________________________________________

                      BEACHPORT ENTERTAINMENT CORPORATION
                        PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 1997 (UNAUDITED)

                                               ASSETS

Current assets
     Cash and cash equivalents......................................................................   $  631,431
     Accounts receivable............................................................................       49,213
     Notes receivable...............................................................................      257,475
     Pre payments & other...........................................................................      383,552
                                                                                                       ----------
          Total current assets......................................................................    1,321,671
                                                                                                       ----------
Video production net of Acc. Dep. -- $147,173.......................................................      617,373
Show assets -- horses net of Acc. Dep. -- $45,764...................................................    1,895,236
Property and equipment net of Acc. Dep. -- $125,146.................................................      450,539
Investments.........................................................................................      211,011
Deferred debt cost..................................................................................      211,582
Goodwill............................................................................................      729,527
Other assets........................................................................................       18,701
                                                                                                       ----------
                                                                                                        4,133,969
                                                                                                       ----------
               Total assets.........................................................................   $5,455,640
                                                                                                       ----------
                                                                                                       ----------

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable...............................................................................   $  879,081
     Other accrued expenses.........................................................................      231,398
     Deferred income................................................................................       14,373
     Loan payable stockholder.......................................................................      235,400
     Loan payable...................................................................................    4,435,912
                                                                                                       ----------
          Total current liabilities.................................................................    5,796,164
Stockholders' equity (deficit)
     Convertible preferred stock $1 par, 1,000,000 6 shares issued and outstanding..................            6
     Common stock, $.002 par, 50,000,000 shares authorized, 10,563,000 issued and outstanding.......       21,126
     Paid-in capital................................................................................    6,988,798
     Retained (deficit).............................................................................   (7,350,454)
                                                                                                       ----------
               Shareholders' deficit................................................................     (340,524)
                                                                                                       ----------
               Total liabilities and shareholders' equity...........................................   $5,455,640
                                                                                                       ----------
                                                                                                       ----------

                      See notes to the financial statement

                      BEACHPORT ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)

                                                                                            1997          1996
                                                                                         ----------    ----------

Revenue...............................................................................   $1,347,077    $  119,618
Cost of performance...................................................................      976,170       166,067
                                                                                         ----------    ----------
Gross profits (loss)..................................................................      370,907       (46,449)

Operating expenses:
     Selling expenses.................................................................      330,845        --
     General and administration.......................................................      668,890       730,745
     Depreciation expenses............................................................       83,054        23,874
                                                                                         ----------    ----------
                                                                                          1,082,789       754,619

          Operating loss..............................................................     (711,882)     (801,068)

Other income (Note)...................................................................      407,884        --
Interest expense......................................................................     (143,931)      (95,221)
                                                                                         ----------    ----------

(Loss) before income taxes............................................................     (447,929)     (896,289)

Income taxes..........................................................................            0             0

Net loss..............................................................................   $ (447,929)   $ (896,289)
                                                                                         ----------    ----------
                                                                                         ----------    ----------
Loss per share........................................................................   $     (.05)   $     (.13)
                                                                                         ----------    ----------
Weighted average shares outstanding...................................................    8,968,420     7,072,601
                                                                                         ----------    ----------

                      See notes to the financial statement

                      BEACHPORT ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996 (UNAUDITED)

                                                                                             1997         1996
                                                                                          ----------    ---------

Operating activities:
Net (loss).............................................................................   $ (447,929)   $(896,289)
Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization.....................................................      226,054       23,874
Change in operating assets and liabilities:
          Decrease in accounts receivable..............................................        2,569       (9,706)
          Increase in other receivable.................................................     (251,195)     (65,261)
          Increase in pre paid expenses................................................     (216,089)
          Decrease in deferred expenses................................................       71,283
          Increase (decrease) in accounts payable......................................      (88,415)      98,242
          Increase in accrued expenses.................................................       72,973       11,412
          Decrease in deferred income..................................................      (45,594)
                                                                                          ----------    ---------

Net cash used by operating activities..................................................     (676,343)    (837,728)

Investing activities;
     Purchase of property and equipment................................................     (101,036)      (1,700)
     Purchase of subsidiary............................................................   (1,294,702)
     Other investments.................................................................     (123,525)
     Deposits..........................................................................       (3,000)
                                                                                          ----------    ---------

     Net cash used by investing activities.............................................   (1,522,263)      (1,700)

Financing activities;
     Proceeds (payment) of loans.......................................................      (65,000)     791,800
     Payment of shareholder loans......................................................     (240,000)
     Issuance of common stock..........................................................    1,961,836
                                                                                          ----------    ---------

     Net cash provided by financing activities.........................................    1,656,836      791,800
                                                                                          ----------    ---------

     Decrease in cash and cash equivalents.............................................     (541,770)     (47,628)
     Cash and cash equivalents at beginning of period..................................    1,173,201      145,332
                                                                                          ----------    ---------

     Cash and cash equivalents at end of period........................................   $  631,431    $  97,704
                                                                                          ----------    ---------
                                                                                          ----------    ---------

     Interest expenses paid in cash....................................................   $  143,000    $ 151,280
                                                                                          ----------    ---------

                      See notes to the financial statement

                      BEACHPORT ENTERTAINMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENT

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Incorporation -- The company was incorporated in Utah on November 18, 1985. Its name was changed from Omni International Corporation ('Omni') on April 14, 1994, when it acquired Beachport Entertainment Corporation, a Texas corporation. This transaction was accounted for as a 'reverse merger' or purchase of Omni by Beachport. The company became a multi-faceted entertainment company with acquisitions planned in the entertainment industry. The company was in the development stage from inception until these acquisitions.

     Consolidation of wholly-owned subsidiaries include The Royal Lipizzaner Stallions, Inc., (RLS); Enigma Interactive, Inc. and On Ice, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Earnings per Share are computed based on weighted number of shares outstanding during the year.

     Cash and Cash Equivalents includes cash in bank and marketable temporary financial instruments of a 3 month maturity or less.

     Depreciation of office equipment and touring group sets are computed by using the straight line method over their estimated useful lives of 5 years; the depreciation on show assets-horses, owned by the Company's 100% owned subsidiary, RLS, is computed using straight line method over their estimated useful life. Video cassette rights are being amortized using the straight line over their estimated significant revenue stream of 10 years.

     Estimates and assumptions by management that affect certain reported amounts and disclosure that are required in the preparation of these financial statements were made in conformity with generally accepted accounting principles. Accordingly, actual results could differ from those estimates.

     Concentration of Credit Risk. As the Company is in the entertainment business, substantially all accounts receivable are from show venues, television broadcasting companies and related sponsoring companies. As of September 30, 1997, no receivable was considered significant. In accordance with standard industry practices, no collateral or liens on revenues receivable exist.

NOTE 2 -- UNAUDITED INTERIM STATEMENTS

     The financial statements as of September 30, 1997 and for the three months ended September 30, 1996 and 1997, are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial statements for these interim periods have been made. Accounting estimates at interim dates inherently involve greater reliance on estimates than at year end. The results for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

NOTE 3 -- ACQUISITION OF THE ROYAL LIPIZZANER STALLIONS INC. ('RLS')

     On August 4, 1997, the Company executed an agreement with Entertainment Specialists, Ltd. Inc., and purchased the assets and liabilities of 'ESL' via a 100 percent owned subsidiary of the Company. In this transaction, ESL was terminated and RLS became the surviving company. The Company paid $1,353,849 cash plus transfer of 709,220 shares of Company's common stock, valued at then market price of approximately $1.41 per share, for a total share value of $1,000,000 as the purchase price of the net assets of ESL. That total purchase price of $2,353,849 was allocated to the assets based on their fair market value and amortized on a straight line basis over their useful lives.

NOTE 4 -- INVESTMENTS

     Investments represent Company's ownership of less than a 20% interest in private companies, and are carried at cost.

NOTE 5 -- DEFERRED DEBT COST

     This represents the financing cost of securing working capital for the Company and is amortized as interest expenses over the life of the loan.

                      BEACHPORT ENTERTAINMENT CORPORATION
                  NOTES TO FINANCIAL STATEMENT -- (CONTINUED)

NOTE 6 -- GOODWILL

     Goodwill represents the excess purchase price over the fair market value the Company has paid in acquiring the net assets of RLS. This amount will be amortized over a 40 year period in equal fixed amounts.

NOTE 7 -- NOTES PAYABLE

     In June 1997, the Company completed a short-term debt placement with a face value of $5,011,434 less note discounts of $283,669 and debt issue cost of $435,291 for net cash proceeds of $4,292,473.

     These notes carry an interest rate of 12% with a maturity date of December 1997, and are renewable for 2 three months extensions at the option of the Company.

     In connection with this debt issuance, the Company issued one warrant to purchase one share of Company common stock at $1.375 per share for each $4.82 in notes payable, or 1,040,109 warrants issued to debtholders, plus 81,950 warrants issued to the placement agents. With Company stock selling at an average market price of $2 per share, these warrants are valued at $.625 each, or $701,406 accounted for as note discounts and a related increase in paid-in-capital. In addition, these warrants will change in both total quantity issued (by increasing) and exercise price (by decreasing) if the Company fails to achieve net income of $4 million during the 12 months ended June 30, 1998. These warrants are exercisable anytime during the next 5 years. Such discounts, totaling $930,352 are accounted for as interest expense, and are charged to operation over the six month life of the notes.

NOTE 8 -- INCOME TAXES

     Income taxes are accounted for under Statement of Financial Standards
(SFAS) No. 109 'Accounting for Income Taxes.' As of December 31, 1996, the Company had unused net operating loss carry forwards of approximately $4,700,000, which expire in 2010. Under Internal Revenue Code Section 382, use of these net operating losses is limited whenever Company stock ownership turnover, as defined, exceeds 50% in any 36-month period. During 1995, such a turnover occurred and the use of about $1 million of such losses is limited to approximately $370,000 per year.

NOTE 9 -- COMMON STOCK OPTIONS AND WARRANTS

     As of October 31, 1997 the company has issued a total of 6,841,419 options and warrants to various entities at exercise price ranging from $.05 to $10.00 per share, and summarized as follows:

                      BEACHPORT ENTERTAINMENT CORPORATION
                  NOTES TO FINANCIAL STATEMENT -- (CONTINUED)

                                                                            NUMBER         OPTION PRICE
                                                                           OF SHARES    (RANGE PER SHARE)
                                                                           ---------    ------------------

Outstanding at January 1, 1995..........................................     200,000     $ .05 -- $10.00
Granted.................................................................     265,000     $ .10 -- $ 2.31
                                                                           ---------
Outstanding at January 1, 1996..........................................     465,000
Granted.................................................................   4,792,160     $0.25 -- $ 1.37
Canceled................................................................     (80,000)
                                                                           ---------
Outstanding at December 31, 1996........................................   5,177,160
Granted.................................................................   1,664,259     $0.25 -- $ 1.81
                                                                           ---------
Outstanding at October 31, 1997.........................................   6,841,419     $0.05 -- $10.00
                                                                           ---------
                                                                           ---------

Exercisable at October 31, 1997.........................................   1,510,000     $0.05 -- $ 0.63
                                                                           5,021,419     $0.93 -- $ 2.50
                                                                             110,000     $5.00 -- $10.00
                                                                           ---------
                                                                           6,641,419

     In accordance with the disclosure requirements of SFAS 123, stock compensation is valued for income statement expenses purposes using the intrinsic value method, whereby the related expense is the excess of the current stock trading price over the option granted using the Black-Scholes option pricing mathematical model exceeds the values recorded using the intrinsic value method by $5,700,000 or $.84 per share.

NOTE 10 -- SETTLEMENT OF MAJOR LITIGATION

     In July 1997, the company won a lawsuit it had filed against its previous investment banker. The settlement on that, amounted to $1,300,297 plus $75,861 in other assets.

     As per the agreement, 486,500 shares of Company's common stock was issued to the defendant for a value of $972,972, the balance of $403,186 was recorded as other income for the period.

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and data contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include, but are not limited to, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements.

GENERAL

     The Company was incorporated under the laws of the state of Utah on November 18, 1985, originally under the name Mace, Inc. Effective April 14, 1994 and pursuant to the Reorganization Agreement, the Company acquired all of the issued and outstanding shares of common and preferred stock of Beachport Entertainment Corporation, a Texas corporation ('Beachport Texas'), in exchange for shares of common and preferred stock of the Company. Beachport Texas became a wholly-owned subsidiary of the Company. On April 14, 1994, the Company changed its name to Beachport Entertainment Corporation.

     The Company is engaged in the entertainment business and derives substantially all of its revenue from production fees earned in connection with Company originated productions; production fees earned in connection with productions on behalf of others and distribution fees from the exploitation of its own products as well as products acquired from others.

     The Company's operating strategy is to (i) expand the activities of On Ice, RLS and BEC Motor Sports by developing additional domestic and international touring shows in 1998 and developing additional television and video programming; (ii) expand the merchandising and licensing activities for its ice, equestrian and motor sports shows; (iii) identify and develop brand name programming such as Nutcracker On Ice that translates into touring shows, television projects and other entertainment projects; (iv) build a library of owned family entertainment content; (v) obtain sponsors and promotional partners for its ice shows, equestrian and motor sports events; (vi) increase attendance for the equestrian events through new advertising programs, group sales promotions and aggressive ticket pricing; and (vii) implement strategic acquisitions of, or enter into joint venture agreements with other companies. The Company regularly evaluates acquisition and joint venture possibilities. Except as otherwise described in this filing, there are no present arrangements or understandings with respect to any potential acquisitions or joint ventures.

RESULTS OF OPERATIONS

BEACHPORT ENTERTAINMENT CORPORATION

     The following sets forth, in tabular form, a comparison of the results of operations for the three months ended September 30, 1997 and 1996.

                                                                                      THREE MONTHS
                                                                                   ENDED SEPTEMBER 30,
                                                                                  ---------------------
                                                                                  1997            1996
                                                                                  -----          ------
Revenues.......................................................................     100%            100%
Other income...................................................................    30.3%              0%
Cost of performances...........................................................    72.5%          138.8%
Selling, general and administrative expense....................................    74.2%          610.9%
Depreciation and amortization..................................................     6.2%           20.0%
Interest expense...............................................................    10.7%           79.6%
Net profit (loss)..............................................................   (33.3%)        (749.3%)

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenues. Revenues increased $1,227,459 to $1,347,077 for the three months ended September 30, 1997 as compared to $119,618 for the three months ended September 30, 1996. The increase was primarily due to its acquisition of the Royal Lipizzaner Stallions, Inc. on August 4, 1997.

     Cost of Performances. Cost of Performances increased $810,103 to $976,170 for the three months ended September 30, 1997 as compared to $166,067 for the three months ended September 30, 1996. This increase was due to the acquisition of the Royal Lipizzaner Stallions, Inc. on August 4, 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative costs increased by $268,990 to $999,735 for the three months ended September 30, 1997 as compared to $730,745 for the three months ended September 30, 1996. The increase was attributable to the acquisition of Royal Lipizzaner Stallions on August 4, 1997.

     Other Income. The Other Income increased by $407,884 for the three months ended September 30, 1997 as compared to $0 for the three months ended September 30, 1996. The increase was due to the J.B. Oxford legal settlement (See Notes to Financial Statements -- Note 10).

     Net Loss. The net loss of the Company was $(447,929) for the three months ended September 30, 1997 or $(.05) per share as compared to a net loss of $(896,289) or ($0.13) per share for the three months ended September 30, 1996. The acquisition of the Royal Lipizzaner Stallions on August 4, 1997, led to the increase in revenue and a corresponding increase in operating expenses. This acquisition along with the other income from the litigation settlement led to the decrease in net loss in 1997.

LIQUIDITY AND CAPITAL RESOURCE

     The entertainment industry is highly capital intensive. At September 30, 1997, the Company had approximately $631,431 in cash and cash equivalents, $49,214 in accounts receivable and working capital deficiency of approximately $(4,474,494). Historically, the Company has financed its working capital requirements by equity and debt financings.

     In the first half of 1996, in order to finance the acquisition of On Ice, the Company in off shore transactions borrowed $939,550 and sold 285,800 shares of its common stock. The promissory notes bear interest at the rate of 12.0% per annum were due upon the earlier of February 28, 1997, as extended from December 31, 1996 or the closing of a public offering.

     In the third quarter of 1996 the Company raised gross proceeds of $900,000. The Company issued its 12% promissory notes due upon the earlier of December 31, 1996 or the closing of a public offering and 450,000 warrants to purchase shares of common stock exercisable at $1.50 per share. These notes were extended and paid off in conjunction with the June 1997 private fund raising. The proceeds were used to fund the Company's portion of its China Tour of Cinderella On Ice with CITIC, a Hong Kong based International Conglomerate, pay startup expenses relating to the 1996 Nutcracker On Ice tours, and provide working capital for the expansion of its live entertainment product for 1997.

     In August 1996, ESL entered into an agreement with Barnett Bank NA to open a $50,000 operating line of credit for ESL. In September 1996, ESL drew down on the line of credit for $35,000 and repaid the advance in October 1996. Subsequently, later in October 1996, ESL started drawing down on the line of credit and the balance as of September 30, 1997 is $48,500.

     During December 1996 ESL borrowed $74,319 form its profit sharing account. The current balance of the outstanding loan is $71,353 as of September 30, 1997.

     In June 1997, the Company completed a private placement to 79 'accredited investors' of 37.25 Units of its 12% Senior Secured Original Issue Discount Promissory Notes ('Senior Notes') in the face amount of $106,000 per Unit and Warrants to purchase 22,000 shares of common stock per unit and 10.03 Units of 12% Junior Original Issue Discount Promissory Notes ('Junior Notes') in the face amount of $106,000 per Unit and Warrants to purchase 22,000 shares of Common Stock per Unit. The aggregate dollar amount to Senior Notes and Junior Notes sold in the offering was $3,725,000 and $1,002,765 respectively. The offering was made pursuant to Rule 506 of Regulation D.

     In spite of the working capital deficit the Company anticipates that its working capital, cash flow from operations and revenues from operations will be adequate to fund the Company's currently proposed activities for at least the next 12 months. However, without the exercise of the Company's outstanding warrants and options additional financing may be needed after this 12 month period. The Company anticipates using financing vehicles such as bank debt, leasing, and other sources of funding, such as additional equity offerings, to fund its operations. There can be no assurance that the Company will be successful in obtaining funds from any such resources. If additional funds are raised by issuing equity securities, further dilution to the Company's stockholders may result. If additional funds are not available, the Company may be required to alter its expansion plans.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5 -- OTHER INFORMATION.

     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BEACHPORT ENTERTAINMENT CORPORATION
                                           .....................................
                                                       (REGISTRANT)

         December 31, 1997                              ANDREW I. WEERARATNE
 ...................................  .........................................................
                                                        ANDREW I. WEERARATNE,
                                                             CONTROLLER

         December 31, 1997                                ROBERT L. BARLAND
 ...................................  .........................................................
                                                         ROBERT L. BARLAND,
                                                       CHIEF FINANCIAL OFFICER