Form 10QSB
period 1997-12-30
BEACHPORT ENTERTAINMENT CORP/UT
filed 1998-02-25
CIK 786619

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                For the quarterly period ended December 30, 1997

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from ________________ to ________________

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

                             1990 SOUTH BUNDY DRIVE
                                   SUITE 700
                             LOS ANGELES, CA 90025
                    (Address of principal executive offices)

                                 (310) 826-2636
                          (Issuer's telephone number)

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

Transitional Small Business Disclosure Format (Check one):

                        Yes  [ ]                  No  [ ]

--------------------------------------------------------------------------------

                      BEACHPORT ENTERTAINMENT CORPORATION
                        PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1997

                                               ASSETS
Current assets
     Cash and cash equivalents......................................................................   $  370,940
     Accounts receivable............................................................................      270,674
     Notes receivable...............................................................................      243,486
     Pre payments & other...........................................................................      304,804
                                                                                                       ----------
          Total current assets......................................................................    1,189,904
                                                                                                       ----------
Video production net of Acc. Depr. -- $166,284......................................................      598,262
Show assets -- horses net of Acc. Depr. -- $211,528.................................................    1,912,581
Property and Equipment net of Acc. Depr. -- $20,936.................................................      353,279
Truck and auto net of Acc. Depr. -- $2,387..........................................................       67,452
Investments.........................................................................................      249,880
Deferred debt cost..................................................................................      166,865
Prepaid interest....................................................................................      173,933
Goodwill -- net of Acc. Amort. -- $6,104............................................................      752,100
Other assets........................................................................................       26,472
                                                                                                       ----------
                                                                                                        4,300,824
                                                                                                       ----------
               Total assets.........................................................................   $5,490,728
                                                                                                       ----------
                                                                                                       ----------

                               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
     Accounts payable...............................................................................   $1,021,415
     Other accrued expenses.........................................................................      141,200
     Deferred income................................................................................      209,373
     Loan payable -- stockholder....................................................................       67,539
     Notes payable..................................................................................    5,220,818
                                                                                                       ----------
          Total current liabilities.................................................................    6,660,345
                                                                                                       ----------
     Long term debt.................................................................................       32,915
                                                                                                       ----------
Stockholders' equity (deficit)
     Convertible preferred stock $1 par, 1,000,000 6 shares issued and outstanding..................   $        6
     Common stock, $.002 par, 50,000,000 shares authorized, 10,687,125 issued and outstanding.......       21,775
     Paid-in capital................................................................................    7,509,447
     Accumulated deficit............................................................................   (8,733,760)
                                                                                                       ----------
     Shareholders' deficit..........................................................................   (1,202,532)
                                                                                                       ----------
               Total liabilities and shareholders' deficit..........................................   $5,490,728
                                                                                                       ----------
                                                                                                       ----------

                     See notes to the financial statements

                      BEACHPORT ENTERTAINMENT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              SIX MONTHS ENDED             THREE MONTHS ENDED
                                                             DECEMBER 31, 1997             DECEMBER 31, 1997
                                                         --------------------------    --------------------------
                                                            1997           1996           1997           1996
                                                         -----------    -----------    -----------    -----------
Revenue...............................................   $ 5,903,039    $   721,168    $ 4,555,962    $   601,550
Cost of performance...................................     4,047,823        836,681      3,057,633        670,614
                                                         -----------    -----------    -----------    -----------
Gross profits.........................................     1,855,216       (115,513)     1,498,329        (69,064)
Operating expenses:
     Selling expenses.................................       913,437              0        581,653
     General and administration.......................     1,482,287      2,123,370        794,618      1,392,625
     Depreciation expenses............................       383,049         47,725        206,137         23,851
                                                         -----------    -----------    -----------    -----------
                                                           2,778,773     (2,171,095)    (1,582,408)    (1,416,476)
                                                         -----------    -----------    -----------    -----------
               Operating loss.........................      (923,557)    (2,286,608)       (84,079)    (1,485,540)

Other income (note)...................................       410,103              0          2,244              0
Interest expense......................................      (958,042)      (622,230)      (463,599)      (527,009)
                                                         -----------    -----------    -----------    -----------
Net loss..............................................   $(1,471,496)   $(2,908,838)   $  (545,434)   $(2,012,549)
                                                         -----------    -----------    -----------    -----------
                                                         -----------    -----------    -----------    -----------
Net loss per share....................................   $       .16    $       .42    $       .06    $       .30
                                                         -----------    -----------    -----------    -----------
Outstanding weighted average share....................     9,200,282      6,807,910      9,175,839      6,758,212
                                                         -----------    -----------    -----------    -----------

                     See notes to the financial statements

                      BEACHPORT ENTERTAINMENT CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

                                                                                          1997           1996
                                                                                       -----------    -----------
Operating activities:
Net loss............................................................................   $(1,471,496)   $(2,908,838)
Adjustments to reconcile net earnings to net cash used in operating activities:
     Depreciation and amortization..................................................     1,336,616         47,725
Change in operating assets and liabilities:
     Decrease (increase) in accounts receivable.....................................      (205,233)       241,752
     Decrease (increase) in other receivable........................................      (237,206)         5,592
     Increase in pre paid expenses..................................................       (66,058)
     Decrease in other assets.......................................................                      238,275
     Increase in loan discount......................................................      (197,150)
     Increase(decrease) in accounts payable.........................................        66,717        333,100
     Increase in accrued expenses...................................................       (30,024)        51,057
     Increase (decrease) in deferred income.........................................       149,406              0
                                                                                       -----------    -----------
Net cash used in operating activities...............................................      (654,428)    (1,991,337)
                                                                                       -----------    -----------
Investing activities:
     Purchase of property & equip. .................................................      (193,193)
     Purchase of subsidiary.........................................................    (1,318,703)
     Other investments..............................................................      (202,849)      (100,000)
     Deposits.......................................................................        10,772              0
                                                                                       -----------    -----------
Net cash provided by (used in) investing activity...................................    (1,703,973)      (100,000)
                                                                                       -----------    -----------
Financing activities:
     Proceeds (payment) of loans....................................................      (177,528)       930,300
     Proceeds (pmt) of shareholder loans............................................      (407,862)         6,038
     Proceeds from sale of fixed assets.............................................                      410,687
     Issuance of common stock.......................................................     2,141,530        631,334
                                                                                       -----------    -----------
Net cash provided by financing activities...........................................     1,556,140      1,978,359
                                                                                       -----------    -----------
Decrease in cash and cash equivalents...............................................      (802,261)      (112,978)
Cash and cash equivalents at beginning of period....................................     1,173,201        145,332
                                                                                       -----------    -----------
Cash and cash equivalents at end of period..........................................   $   370,940    $    32,355
                                                                                       -----------    -----------
                                                                                       -----------    -----------
Interest expenses paid in cash......................................................   $   150,342    $   183,992
                                                                                       -----------    -----------
                                                                                       -----------    -----------

                     See notes to the financial statements

                      BEACHPORT ENTERTAINMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENT

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     Incorporation -- The company was incorporated in Utah on November 18, 1985. Its name was changed from Omni International Corporation ('Omni') on April 14, 1994, when it acquired Beachport Entertainment Corporation, a Texas corporation. This transaction was accounted for as a 'reverse merger' or purchase of Omni by Beachport. The company became a multi-faceted entertainment company with acquisitions planned in the entertainment industry. The company was in the development stage from inception until these early 1994 acquisition.

     Consolidation of wholly-owned subsidiaries include The Royal Lipizzaner Stallions, Inc., (RLS) Enigma Interactive, Inc. and On Ice, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Earnings per Share are computed based on weighted number of shares outstanding during the year.

     Cash and Cash Equivalents includes cash in bank and marketable temporary financial instruments of a 3 month maturity or less.

     Depreciation of office equipment and touring group sets are computed by using the straight line method over their estimated useful lives of 5 years; the depreciation on show assets-horses, owned by the Company's 100% owned subsidiary, RLS, is computed using straight line method over their estimated useful life of 20 years minus the age of the horse. Video cassette rights are being amortized using the straight line over their estimated significant revenue stream of 10 years.

     Use of Estimates and assumptions by management that affect certain reported amounts and disclosure that are required in the preparation of these financial statements were made in conformity with generally accepted accounting principles. Accordingly, actual results could differ from those estimates.

     Concentration of Credit Risk. As the Company is in the entertainment business, substantially all accounts receivable are from show venues, television broadcasting companies and related sponsoring companies. As of December 31, 1997, no receivable was considered significant. In accordance with standard industry practices, no collateral or liens on revenues receivable exist.

NOTE 2 -- CHANGE OF YEAR-END FOR ACCOUNTING PURPOSES

     The company changed its year end to a 6-30 fiscal year-end starting July 1, 1997. For tax purposes the company will continue to maintain a December 31 year-end.

NOTE 3 -- UNAUDITED INTERIM STATEMENTS

     The financial statements as of December 31, 1997 and for the six months ended December 31, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments (consisting solely of normal recurring adjustments) necessary to a fair presentation of the financial statements for these interim periods have been made. Accounting estimates at interim dates inherently involve greater reliance on estimates than at year end. The results for the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

NOTE 4 -- ACQUISITION OF THE ROYAL LIPIZZANER STALLIONS INC. ('RLS')

     On August 4, 1997, the Company executed an agreement with Entertainment Specialists, Ltd. Inc., and purchased the assets and liabilities of 'ESL' via a 100 percent owned subsidiary of the Company. In this transaction, ESL was terminated and RLS became the surviving company. The Company paid $1,353,849 cash plus transfer of 709,220 shares of Company's common stock, valued at then market price of approximately $1.41 per share, for a total share value of $1,000,000 as the purchase price of the net assets of ESL. That total purchase price of $2,353,849 was allocated to the assets based on their fair market value.

                      BEACHPORT ENTERTAINMENT CORPORATION
                  NOTES TO FINANCIAL STATEMENT -- (CONTINUED)

NOTE 5 -- INVESTMENTS

     Investments represent Company's less than 20% ownership interest of private companies and are carried at cost.

NOTE 6 -- DEFERRED DEBT COST

     This represents the financing cost of securing working capital for the Company and is amortized over the life of the loan.

NOTE 7 -- GOODWILL

     Goodwill represents the excess purchase price over the fair market value the Company has paid in acquiring the net assets of RLS. This amount will be amortized over a 40 year period in equal fixed amounts.

NOTE 8 -- NOTES PAYABLE

     In June 1997, the Company completed a short-term debt placement with a face value of $5,011,434 less note discounts of $283,669 and debt issue cost of $435,291 for net cash proceeds of $4,292,473.

     These notes carry an interest rate of 12% with a maturity date of December 1997, and are renewable for 2 three months extensions at the option of the Company.

     In connection with this debt issuance, the Company issued one warrant to purchase one share of Company common stock at $1.375 per share for each $4.82 in notes payable, or 1,040,109 warrants issued to debtholders, plus 81,950 warrants issued to the placement agents. With Company stock selling at an average market price of $2 per share, these warrants were valued at $.625 each, or $699,682 accounted for as note discounts and a related increase in paid-in-capital. In addition, these warrants will change in both total quantity issued (by increasing) and exercise price (by decreasing) if the Company fails to achieve net income of $4 million during the 12 months ended June 30, 1998. These warrants are exercisable anytime during the next 5 years. Such discounts, totaling $983,350 were accounted for as interest expense, and were charged to operations over (the six month life of the notes) July through December 1997.

     In December 1997, the maturity date for these loan payments were extended to an additional 3 months, and as per the agreement above, additional warrants of 104,016 at a value of .45 per warrant or for a total value of 46,808 were issued. This amount was accounted as prepaid interest -- to be amortized in 3 months -- with a corresponding increase to paid-in-capital.

NOTE 9 -- INCOME TAXES

     Income taxes are accounted for under Statement of Financial Standards
(SFAS) No. 109 'Accounting for Income Taxes.' As of December 31, 1997, the Company had unused net operating loss carry forwards of approximately $4,700,000, which expire in 2010. Under Internal Revenue Code Section 382, use of these net operating losses is limited whenever Company stock ownership turnover, as defined, exceeds 50% in any 36-month period. During 1995, such a turnover occurred and the use of about $1 million of such losses is limited to approximately $370,000 per year.

NOTE 10 -- COMMON STOCK OPTIONS AND WARRANTS

     As of December 31, 1997 the company has issued a total of 6,955,831 options and warrants to various entities at exercise price ranging from $.05 to $10.00 per share, and summarized as follows:

                      BEACHPORT ENTERTAINMENT CORPORATION
                  NOTES TO FINANCIAL STATEMENT -- (CONTINUED)

                                                                            NUMBER         OPTION PRICE
                                                                           OF SHARES    (RANGE PER SHARE)
                                                                           ---------    ------------------
Outstanding at January 1, 1995..........................................     200,000     $ .05 -- $10.00
Granted.................................................................     265,000     $ .10 -- $ 2.31
                                                                           ---------
Outstanding at January 1, 1996..........................................     465,000
Granted.................................................................   4,792,160     $0.25 -- $ 1.37
Canceled................................................................     (80,000)
                                                                           ---------
Outstanding at December 31, 1996........................................   5,177,160
Granted.................................................................   1,664,259     $0.25 -- $ 1.81
                                                                           ---------
Outstanding at October 31, 1997.........................................   6,841,419     $0.05 -- $10.00
Granted.................................................................     114,412          $1.00
Outstanding at December 31, 1997........................................   6,955,831
                                                                           ---------
                                                                           ---------
Exercisable at December 31, 1997........................................   1,510,000     $0.05 -- $ 0.63
                                                                           5,135,831     $0.93 -- $ 2.50
                                                                             110,000     $5.00 -- $10.00
                                                                           ---------
                                                                           6,755,831
                                                                           ---------
                                                                           ---------

     In accordance with the disclosure requirements of SFAS 123, stock compensation is valued for income statement expenses purposes using the intrinsic value method, whereby the related expense is the excess of the current stock trading price over the option price. For the year ended December 31, 1996, fair value of the 1996 option granted using the Black-Scholes option pricing mathematical model exceeds the values recorded using the intrinsic value method by $5,700,000 or $.84 per share.

NOTE 11 -- SETTLEMENT OF MAJOR LITIGATION

     In July 1997, the company won a lawsuit it had filed against its previous investment banker. The settlement on that, amounted to $1,300,297 plus $75,861 in other assets.

     As per the agreement, 486,500 shares of Company's common stock was issued to the defendant for a value of $972,972 the balance of $403,186 of that was recorded as other income for the period.

ITEM 2

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements and data contained in this Management's Discussion and Analysis of Financial Condition and Results of operation constitute forward looking statements within the meaning of the Private Securities Reform Act of 1995. Such statements may include, but are not limited to, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements.

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

     The Company's operating strategy is to (i) expand the activities of On Ice, RLS and BEC Motor Sports by developing additional domestic and international touring shows in 1998 and developing additional television and video programming; (ii) expand the merchandising and licensing activities for its ice, equestrian and motor sports shows; (iii) identify and develop brand name programming such as 'Nutcracker On Ice' that translates into touring shows, television projects and other entertainment projects; (iv) build a library of owned family entertainment content; (v) obtain sponsors and promotional partners for its ice shows, equestrian and motor sports events; (vi) increase attendance for the equestrian events through new advertising programs, group sales promotions and aggressive ticket pricing; and (vii) implement strategic acquisitions of, or enter into joint venture agreements with other companies. The Company regularly evaluates acquisition and joint venture possibilities. Except as otherwise described in this filing, there are no present arrangements or understandings with respect to any potential acquisitions or joint ventures.

RESULTS OF OPERATIONS

BEACHPORT ENTERTAINMENT CORPORATION

     The following sets forth, in tabular form, a comparison of the results of operations as a percentage of revenues for the six months ended December 31, 1997 and 1996.

                                                                                       SIX MONTHS
                                                                                   ENDED DECEMBER 31,
                                                                                  ---------------------
                                                                                  1997            1996
                                                                                  -----          ------
Revenues.......................................................................     100%            100%
Cost of performances...........................................................    68.6%         (116.0%)
Selling, general and administrative expense....................................    40.5%         (294.4%)
Depreciation and amortization..................................................     6.5%            6.6%
Interest expense...............................................................    16.2%           86.3%
Net profit (loss)..............................................................   (24.9%)        (403.3%)

SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

     Revenues. Revenues increased $5,181,871 to $5,903,039 for the six months ended December 31, 1997 as compared to $721,168 for the six months ended December 31, 1996. The increase was primarily due to the company's 100% purchase of Royal Lipizzaner Stallions Inc, and, to a lesser extent, to the increased number of performance of On Ice shows.

     Cost of Performances. Cost of Performances increased $3,211,142 to $4,047,823 for the six months ended December 31, 1997 as compared to $836,681 for the six months ended December 31, 1996. This increase was a direct result of expansion of operations and the costs related to start-up expenses, and tour costs of the Royal Lipizzaner Stallions in Australia during September and October 1997. As a percentage of net revenue, cost of performance, decreased to 68% in the six months ended December 1997 as compared to a negative 116% of net revenue for the six months ended December 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative costs increased only by $272,354 to $2,395,724 for the six months ended December 31, 1997 as compared to $2,123,370 for the six months ended December 31, 1996. The comparatively higher amount of such expenses in 1996 was due to the start up cost of increased On Ice performances and developing nature of the company and was also attributable to offering costs associated with the fund-raising during August and September 1996 which did not occur during the 1997. As the company continues to grow, the management anticipates that the selling, general and administrative expenses will be maintained at a acceptable percentage of revenue of the company.

     Interest Expense. Interest expense was increased by $335,812 in the six months ended December 31, 1997 to $958,042 from $622,230 for the six months ended December 31, 1996. The difference represents the amortization of interest on the loan discount created by the issuance of warrants and the amortization of pre-paid interest on senior and junior notes issued in June 1997 with a maturity date of December 1997.

     Net Profit (Loss). The net loss of the Company was $1,471,496 for the six months ended December 31,1997 or $(0.16) per share as compared to a net loss of $2,908,838 or $(0.42) per share for the six months ended December 31, 1996. The decreased loss of $1,437,342 was a result of improved gross profits, more performances and the settlement of litigation.

LIQUIDITY AND CAPITAL RESOURCE

     The entertainment industry is highly capital intensive. At December 31, 1997, the Company had approximately $370,940 in cash and cash equivalents, $270,674 in accounts receivable and a working capital deficiency of approximately $5,568,367. Historically, the Company has financed its working capital requirements by equity and debt financing.

     In the first half of 1996, in order to finance the acquisition of On Ice, the Company in off shore transactions borrowed $939,550 and sold 285,800 shares of its common stock. The promissory notes which bear interest at the rate of 12.0% per annum are due upon the earlier of February 28, 1997, as extended from December 31, 1996 or the closing of a public offering.

     In the third quarter of 1996 the Company raised gross proceeds of $900,000. The Company issued its 12% promissory notes due upon the earlier of December 31, 1996 or the closing of a public offering and 450,000 warrants to purchase shares of common stock exercisable at $1.50 per share. These notes were extended and paid off in conjunction with the June 1997 private fund raising. The proceeds were used to fund the Company's portion of its China Tour of Cinderella On Ice with CITIC, a Hong Kong based International Conglomerate to pay startup expenses relating to the 1996 Nutcracker On Ice tours, and to provide working capital for the expansion of its live entertainment products for 1997.

     In August 1996, ESL entered into an agreement with Barnett Bank NA to open an operating line of credit for ESL. In September 1996, ESL drew down on the line of credit for $35,000 and repaid the advance in October 1996. Subsequently, later in October 1996, ESL started drawing down on the line of credit and the balance as of December 31, 1997 is $48,500.

     During December 1996 ESL borrowed $74,319 from its profit sharing account. The current balance of the outstanding loan is $32,472 as of December 31, 1997.

     In June 1997, the Company completed a private placement to 'accredited investors' of 37.25 Units to 79 of its 12% Senior Secured Original Issue Discount Promissory Notes ('Senior Notes') in the face amount of $106,000 per Unit and Warrants to purchase 22,000 shares of common stock per unit and 10.03 Units of 12% Junior Original Issue Discount Promissory Notes ('Junior Notes') in the face amount of $106,000 per Unit and Warrants to purchase 22,000 shares of Common Stock per Unit. The aggregate dollar amount to Senior Notes and Junior Notes sold in the offering was $3,725,000 and $1,002,765 respectively. The offering was made pursuant to Rule 506 of Regulation D.

     The Company anticipates that its working capital, cash flow from operations and revenues from operations will be adequate to fund the Company's currently proposed activities for at least the next 9 months. However, without the exercise of the Company's outstanding warrants and options additional financing may be needed after this 9 month period. The Company anticipates using financing vehicles such as bank debt, leasing, and other sources of funding, such as additional equity offerings, to fund its operations. There can be no assurance that the Company will be successful in obtaining funds from any such resources. If additional funds are raised by issuing equity securities, further dilution to the Company's stockholders may result. If additional funds are not available, the Company may be required to alter its expansion plans.

ITEM 3 -- DEFAULT UPON SENIOR SECURITIES

     None.

ITEM 4 -- SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 -- OTHER INFORMATION

     None.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8K

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

                                           BEACHPORT ENTERTAINMENT CORPORATION
                                           .....................................
                                                       (REGISTRANT)

         February 24, 1998                              ANDREW I. WEERARATNE
 ...................................  .........................................................
                                                        ANDREW I. WEERARATNE,
                                                             CONTROLLER

         February 24, 1998                                ROBERT L. BARLAND
 ...................................  .........................................................
                                                          ROBERT L. BARLAND,
                                                       CHIEF FINANCIAL OFFICER